Form 10KSB
period 2000-11-30
AVALON BORDEN COMPANIES INC
filed 2002-06-03
CIK 1121258

--------------------------------------------------------------

              SECURITIY AND EXCHANGE COMMISSION
                  Washington, D. C. 20549
                    ---------------------
                        FORM 10-KSB
                    ---------------------

{} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SUCURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                            OR

[X] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  10-9-00  to   11-30-00
                               ---------    -----------

                 COMMISSION FILE NUMBER:  000-31347

                    AVALON BORDEN COMPANIES, INC.
          -------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

        Delaware		                       	63-0967802
 --------------------------------                  -------------------
(State or other jurisdiction                      (IRS Employer Number)
 of Incorporatin or Organization)


   404 Avalon Avenue, Suite 200, Muscle Shoals, AL       35661
     (Address of Principal Executive Offices)           (Zip Code)



Registrant's telephone number, including area code  256-381-7840

                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:
                Common Stock $.001 par value

Securities registered pursuant to Section 12(g) of the Act:
                           None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X)No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulations S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

As of Nov. 30, 2000 the aggregate market value of the voting stock, all by non-affiliates, 23,886,000 shares of Common
Stock, $.001 par value, was approximately $29,857,500 based on the closing price of $1.25.

Documents incorporated by reference:   None

===========================================================

                             PART I

Item 1.  Description of Business.

General
-------

Avalon-Borden Companies, Inc. (ABCO) , a Delaware corporation was incorporated under the laws of the State of Delaware on August 4, 1986. ABCO remained dormant since its formation until 1998. The objective of ABCO is to identify and review various acquisition targets, investigate and analyze each target and acquire certain businesses (or initiate certain businesses) that have shown the potential to be compatible with the company's management, consultant team(s) and other (if any) operating businesses.

ABCO acquired the assets of Chattanooga Regional Interconnect
CRI) in May of 1998 and then transferred them into a wholly owned subsidiary named Avalon Media Group, Inc. (Media), a Tennessee corporation. After approximately one year of operation ABCO purchased certain technology pursuant to a Technology Purchase Agreement dated May 21, 1999 intended to enhance the performance of the Media operation. The operating year 2000 involved the implementation of the technology into
the Media equipment.   This implementation included the final
design, testing, manufacture and placement of the new digital ad insertion equipment at each client's business.


Custom ABCO Services
--------------------

ABCO is constantly searching for new business opportunities, researching various ideas, technologies, and systems, performing analysis on venture capital and operating businesses and negotiating acquisitions to expand its operating base. Presently the business consists of Avalon
Media Group, Inc., a wholly owned subsidiary.

Using the assets acquired from CRI, Media currently operates a turnkey cable advertising business that covers certain cable systems in eastern Tennessee, northern Alabama and northern and central Georgia. Turnkey refers specifically to companies like Media that subcontract with cable television operators for the exclusive right to represent and sell local cable television advertising inventory on the networks such as CNN, ESPN, USA, etc., that are carried on the cable television operator's system in a given community, city, county, etc.

The business acquired from CRI and now operated by Media is an established services provider company with eight years experience in contracting with cable TV operators. The primary function of the business is to sell the cable operator's advertising inventory ("Avails") that are provided on cable TV network channels such as CNN, ESPN, and TNT. Media remits a predetermined contract percentage of the advertising revenues it generates every month to each appropriate cable operator whose inventory was sold. Media then realizes a profit after paying the cable operator fees and its own expenses. Revenues are currently being generated from nine (9) cable systems.

The operating company, Media, consists of a sales department, a video production department, an operations department and the administration department. Research, development and production of equipment and software is contracted from various electronic suppliers.

The major advantages of the Media approach to the ad insertion process are:

   1)   The equipment is relatively inexpensive when compared
        to industry equals.
   2) Media oversees the manufacture of its ad insertion equipment, eliminating the markup of manufacturers, distributors and the holders of competitive technology licenses.
   3) Media installs its equipment at no cost to the cable system operator upon signing of a marketing agreement between the cable system operator and the advertising sales company, Media.
   4) Media supplies the sales personal to promote advertising sales for the cable system operators "Avails", time slots reserved for the system operator to insert advertising into a network's
        broadcast programming.
   5) Most industry ad insertion equipment is marketed for sale only with the cable system operator responsible for the sales, scheduling, billing and collection of advertising revenue. The cable operator is also responsible for all maintenance, wear and tear and obsolesce replacement of the purchased ad insertion asset. This situation creates a large capital commitment for most small to medium size cable system operators and they hesitate to commit their limited capital, consequently loosing most, if not all, of
        the potential income from the "Avails".    Media
        supplies the equipment (and maintains it), sells the advertising, schedules the time slots to display the advertising, bills for the advertising and collects the revenue for a portion of the collected advertising income, reducing or eliminating the capital investment normally required by the cable system operator.
   6) Media can encode (digitally prepare an advertisement for delivery to the system operators transmission equipment), schedule, transmit and monitor multiple advertisements for multiple cable system operators from a central operations center .
   7) Media can offer a single advertiser the opportunity to advertise on multiple cable systems without the need to negotiate individual agreements with two or more cable system operators.
   8) As the number of cable system operators serviced by Media increases the desirability for regional and national advertisers increases to utilize the ever expanding regional "cluster" of cable systems operators.

Customers
---------

Media has two (2) types of customers, those it performs services for (cable system operators) and those that purchase time for their advertisements to be displayed (retail advertisers). Cable system operators to be targeted by Media are the medium (8,000 to 20,000 subscribers) to small (1,000 to 7999 subscribers) operations. Retail advertisers can be defined as anyone wishing to promote a product or service.

ABCO was involved in the acquisition of an aluminum manufacturing facility and elected to receive a fee for its
services instead of ownership interest.   The fee and expense
reimbursement from this transaction ($1,559,272) and Media's gross income ($863,586) combined to produce income of
$2,422,858 in 1999.   Media produced $952,701 in income for
the year 2000, which was 100% of the that year's income. The year 2000 was the transition year for the equipment used in the ad insertion process by Media.

Sales and Marketing
-------------------

During the year 2000 Media had three advertising executives who all received a combination of salary and commission. The advertising executives call on local businesses and promote
advertising sales.   The company also negotiates with
regional and national advertisers and/or advertising agencies that promote regional and national products or services.

The advertising income will increase as Media expands the
number of cable system operators in a specified area.   The
"clustering" of cable operators allows an advertiser to reach more of the market in an "area of influence" shopping hub.

Competition
-----------

The advertising on cable systems is controlled by the various networks that broadcast through the cable system operator. Each network runs the advertisements it sells and also reserves time slots (Avails") for the local cable system
operator.   The "Avails" are either controlled by the cable
operator or contracted out to an arms length full service ad
insertion company.   Most larger cable system operators
(blessed with sufficient capital) sell, insert, bill and collect for the sale of their "Avails". Each cable operator must purchase the ad insertion equipment, support a sales force and operator(s) and bill and collect. The alternative is an ad insertion contractor, either full service (supply the equipment, personal and finance the
billing and collection) or limited service.   Media is a full
service ad insertion provider and there are, to our knowledge, few full service providers in the United States.

Intellectual Property
---------------------

The company's contracts with the cable systems operators state that its equipment and software is proprietary and that title to and ownership of its equipment and software resides with Media.

Media funded additional research and development in the year 2000 to support and compliment the new digital ad insertion
equipment and operating software.   Media has a commitment to
continue research and development to remain abreast of or ahead of the latest technology.

Employees
---------

As of November 30, 2000 Media had 8 full time employees, three of which were administrative, three of which were sales and marketing and two of which held technical positions.

Media's success will depend upon its ability to attract, retain and motivate highly-skilled employees as it solidifies its position and engages in its expansion plan.

Item 2. Description of Property

ABCO leases approximately 500 square feet of office space in Montgomery, Alabama and approximately 1800 square feet of office space in Muscle Shoals, Alabama. ABCO's subsidiary, Media, leases approximately 1300 square feet of office and production space in Chattanooga, Tennessee for the operation of its business. The Montgomery space leases on a month to month basis for $1,500 per month. The Muscle Shoals space leases on a month to month basis for $900 per month. The Chattanooga space is on a three year lease with the present rent $1,100 per month. The total monthly expense for leased facilities for both ABCO and its subsidiaries is currently $3,500.

Item 3. Legal Proceedings:

The Company is not subject to any legal proceedings other than claims that arise in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant's Common Stock and Related
        Stockholder Matters

The Company's Common Stock has been quoted on the "Pink
Sheets" under the symbol "AVBD".

ABCO has one market maker, EquiTrade Securities Corporation, located at 23736 Birtcher Drive, Lake Forest, CA 92630-1771. The following table shows the high and low asked prices for the Company's Common Stock. ABCO's shares have traded on the "Pink Streets" and have had very limited trades. ABCO's stock quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following prices are from Bloomberg.com. The chart began in May of 2000.

	Year		      	High		Low

	2000

	1st Quarter		N/A		N/A
	2nd  Quarter            N/A		N/A
	3rd  Quarter		N/A		N/A
	4th  Quarter	        3.50		1.25


	1999

	1st Quarter		N/A      	N/A
	2nd  Quarter	        N/A		N/A
	3rd  Quarter		N/A		N/A
	4th  Quarter    	N/A		N/A						</table>

The closing ask price for the Company's Stock on November 30, 2000 was $1.25.

The Company had 23,886,000 shares outstanding as of November
30, 2000.

No cash dividends have been paid by the company on its common stock and no such payment is anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operation

The following paragraphs contain certain forward looking statements, which are within the meaning of and made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements include, without limitation, those regarding the prospects for the factors affecting future revenues and profitability, likelihood of additional financing, marketing, and cash requirements for future operations. Readers are cautioned that forward looking statements involve risks, uncertainties, and factors that may affect the Company's business and prospects, including without limitation those described below as well as the risks associated with the nature of competition; technological developments; and effective marketing; all as discussed in the Company's filings with the U. S. Securities and Exchange Commission.

Overview

The Company's revenues are comprised of service fees, advertising revenue and product sales. Service fees are generated from the development and/or editing of media advertisements. The major income source is media advertising using ad insertion technology to insert the advertising into the associated cable system operations with which we are under contract. Product sales are not considered significant by the Company.

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

Media incurred a pre tax net operating profit for its fiscal year December 1, 1998 through November 30, 1999 in the amount of $31,899 as audited by Cade & Associates of Birmingham, Alabama. This net prfit resulted from $863,586 in revenues generated from operations making the pre tax net profit equate to approximate 3.7% of revenues. Depreciation and amortization expenses during this period totaled approximately $118,072. Media's performance of average net monthly revenue per subscriber in 1999 was $1.41.

The combined ABCO and Subsidiary pre tax net profit for its fiscal year December 1, 1998 through November 30, 1999, in the amount of $1,192,184 as audited by Cade & Assoc. of Birmingham, Alabama. The additional revenue (in addition to the Media income) was generated from a finance fee of $1,387,000 and expense reimbursement of $248,181 for its efforts in the sale of a large aluminum plant in northwest Alabama.

Results To Date in Fiscal Year 2000
-----------------------------------

Media incurred a pre tax net operating loss for its fiscal year December 1, 1999 through November 30, 2000 in the amount of ($131,963) as audited by Cade & Assocociates of Birmingham, Alabama. This net loss resulted from $929,572 in revenues generated from operations. Depreciation and amortization expenses during this period totaled approximately $142,147. Media's performance of average net monthly revenue per subscriber for this period was $1.53.

The combined ABCO and Subsidiary pre tax net loss for its fiscal year December 1, 1999 through November 30, 2000, in the amount of ($570,704) as audited by Cade & Associates of Birmingham, Alabama. There was no additional revenue from ABCO for the fiscal year, only the Media revenue.

Media is currently payroll heavy when compared to the average cable ad sales operations of this size. Media is currently operating with growth as its primary goal. In order for Media to posture its organization properly for this future growth, it must support and maintain certain elements of its infrastructure that would normally not be necessary in a content, non-growth oriented mode of operation. Media currently allocates payroll to a President and a full time systems technician that would not be ordinarily required. Additionally, Media is allocating income for outside contractors to continue advancements with its Intellectual Property, new geographic market prospecting and new market agreement sales.

Concurrently, innovative and advancing technologies are providing potential new market opportunities for Media's proprietary systems. As the Internet and Broadband technologies continue to evolve, the company's management team is maintaining and exploring a vast amount of market intelligence in order to identify emerging business opportunities with its Intellectual Property.

Strategy to Achieve Profitable Operations
-----------------------------------------

Media is subject to uncertainties that may affect its short-term or long-term liquidity in the local cable television advertising industry. This is primarily due to Media's plan to deploy its proprietary intellectual property in the form of computer based hardware and software known as the Adplayer. Media will use the majority of its investment capital for acquiring components to produce significant quantities of its Adplayer equipment that is key to operating and managing the local cable television advertising inventory that it will contract for in each market. In the event that unforeseeable changes in the industry take place, Media will not have any viable means of marketing or liquidating its proprietary Adplayer equipment if it becomes useless within the cable television or broadcast television markets. At best, Media would be able to resell computer hardware components and parts from its Adplayer equipment in the U.S. used computer marketplace.

Media is seeking capital through loans and/or capital leases to finance the deployment of Adplayer technology to new/expanded markets. The lack of adequate working capital for the planned expansion would result in continued payroll heavy operating expenses and reduced revenue, thereby limiting the chances of profitability in the coming financial year.

Item 7. Financial Statements

The information required by Item 7 begins at page F-1 that appears after this Item 7.

             AVALON-BORDEN COMPANIES, INC.
                  AND SUBSIDIARY

           Consolidated Financial Statements
              November 30, 2000 and 1999











                  AVALON-BORDEN COMPANIES, INC.
                         AND SUBSIDIARY

                       Table of Contents
                   November 30, 2000 and 1999


						    Page

Independent Auditor's Report........................F1

Consolidated Balance Sheets.........................F2-F3

Consolidated Statements of Operations...............F4

Consolidated Statements of Changes in
		Stockholders' Equity................F5

Consolidated Statements of Cash Flows...............F6-F7

Notes to Financial Statements.......................F8-F19













To the Board of Directors and Stockholders of Avalon-Borden Companies, Inc.

                  INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Avalon-Borden Companies, Inc. (a Delaware corporation) and subsidiary as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avalon-Borden Companies, Inc. and subsidiary as of November 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Birmingham, Alabama
August 2, 2001


           AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
                   Consolidated Balance Sheets
           For Years Ended November 30, 2000 and 1999


<caption)
                                       2000            1999
                                      ------          ------
CURRENT ASSETS:
	Cash			     $24,891	     $200,159
	Certificate of Deposit       300,000  	      300,000
	Accounts Receivable          175,474          207,103
	Prepaid Income Taxes 	      19,020  		    -
                                     -------          --------

     Total Current Assets            519,385  	      707,262
				    --------          --------
FIXED ASSETS:
	Fixed Assets		     539,376          476,078
	Accumulated Depreciation     (77,940)         (30,369)
                                     -------          -------

	 Fixed Assets, Net           461,436  	      445,709
                                     -------          -------

OTHER ASSETS:
	Digital Technology and
                 License, Net      4,621,091        4,622,423
	Goodwill, Net 		     237,500  	      332,500
	Deferred Tax Asset	          -   	       14,212
	Capital Lease Deposit	       2,533  	        -
	Operator Fee Deposit -
	         Helicon	      10,000  	       10,000
                                    --------         --------

	Total Other Assets         4,871,124        4,979,135
				   ---------        ---------

TOTAL ASSETS                      $5,851,945      $6,1 32,106
                                  ==========      ===========









            AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
                   Consolidated Balance Sheets
            For Years Ended November 30, 2000 and 1999


                                          2000       1999
                                        --------   ---------
CURRENT LIABILITIES:
	Accounts Payable                $424,134    $165,591
	Notes Payable                    910,000     648,000
	Accrued Interest		  10,551	   -
	Accrued Income Taxes	              -      142,937
	Payroll Tax Liabilities            3,639       1,356
	Accrued Expenses                     938      24,427
	Current Portion -
		Long-Term Debt            41,353     136,486
	Current Portion - Capital
	     Lease Obligations            69,599      48,835
                                       --------    ---------
	Total Current Liabilities      1,460,214    1,167,632
                                       ---------    ---------

LONG-TERM LIABILITIES:
	Long-Term Debt	                  20,352       10,887
	Capital Lease Obligations        216,059      227,563
                                       ---------     ---------
	Total Long-Term Liabilities      236,411      238,450
                                       ---------     ---------

TOTAL LIABILITIES		       1,696,625    1,406,082
                                       ---------    ---------

STOCKHOLDERS' EQUITY:
	Common Stock                       23,886      23,886
	Additional Paid-In Capital      4,505,358   4,505,358
	Retained Earnings(Deficit)       (373,924)    196,780
                                       ----------   ---------

	Total Stockholders'Equity       4,155,320   4,726,024

TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	       $5,851,945  $6,132,106
			               ==========  ==========



            AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
                Consolidated Statements of Operations
                Years Ended November 30, 2000 and 1999


                                       2000	     1999
                                     -------        -------
REVENUES:
	Ad-Insertion Income	     $929,572       $863,586

COST OF REVENUES		      367,799        317,628
                                     --------       --------

GROSS PROFIT			      561,773        545,958

OPERATING EXPENSES		    1,187,177        829,374
				    ---------       --------
LOSS FROM OPERATIONS		    (625,404)	    (283,416)

OTHER INCOME (EXPENSES):
	Financing Fee Income
	and Expense Reimbursement	 -   	   1,567,515
	Interest Income		      15,314           6,957
	Interest Expense	     (80,363)	     (98,872)
	Loss on Sale of Assets	     (13,126)		  -
	Miscellaneous 		        (200)  	          -
                                      -------       --------
	Other Income(Expenses), Net  (78,375)	   1,475,600
				     --------     ----------
INCOME (LOSS) BEFORE PROVISION
		FOR INCOME TAXES    (703,779)	  1,192,184

PROVISION FOR INCOME TAXES	    (133,075)	    135,487
				    ---------     ---------
NET INCOME (LOSS)		    (570,704)	  1,056,697

RETAINED EARNINGS (DEFICIT)
		- BEGINNING OF YEAR  196,780	   (859,917)
			             --------     ---------
RETAINED DEFICIT (DEFICIT)
		- END OF YEAR	   $(373,924)	   $196,780
			           =========      =========
EARNINGS PER SHARE:
	Loss from Operations	     $(0.026)	    $(0.013)
				   =========      =========
	Net Income (Loss)	     $(0.024)	     $0.047
                                   =========      =========

             AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
    Consolidated Statements of Changes in Stockholders' Equity
               Years Ended November 30, 2000 and 1999


			      Additional  Retained
	        Common Stock    Paid-In   Earnings
              Shares   Amount   Capital   (Deficit)   Total
             -------------------------------------------------

Balance -
Dec.1,1998  23,886,000 $23,886 $4,505,358 $(859,917) $3,669,327

Net Income
for the Year  - 	   -   	   -      1,056,697   1,056,697

Balance
Nov.30,1999 23,886,000  23,886 4,505,358    196,780   4,726,024

Net Loss
for the Year       -        -        -     (570,704)  (570,704)
            ---------------------------------------------------

Nov.30,2000 23,886,000 $23,886 $4,505,358 $(373,924)$4,155,320
            ===================================================




           AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
              Consolidated Statements of Cash Flows
             Years Ended November 30, 2000 and 1999

					   2000	      1999
                                        --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Cash Received from Customers and Fees   $952,701  $2,422,858
Cash Paid to Suppliers and Employees  (1,159,103) (1,318,394)
Interest Income		                  15,314       6,957
Interest Paid			         (93,271)   (201,330)
Income Taxes Paid		         (14,670)    (12,802)
                                       ---------   ---------

  Net Cash from Operating Activities    (299,029)    897,289
                                       ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Certificate of Deposit         -      (300,000)
Investment in Digital Technology             -       (22,976)
Acquisition of Fixed Assets	         (63,298)   (339,293)
                                         --------   ---------

  Net Cash from Investing Activities     (63,298)   (662,269)
                                         --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in Related Party
  Receivable/Payable		           2,550	 -
Payment of Capital Lease Deposit          (2,533)        -
Proceeds from Long-Term Debt	         345,188     106,131
Proceeds from Capital Lease Obligations   60,289     285,003
Repayment of Long-Term Debt	        (171,732)   (485,109)
Repayment of Capital Lease Obligations	 (46,703)    (12,931)
                                        ---------   --------

  Net Cash from Financing Activities     187,059    (106,906)
                                        ---------   ---------
NET CHANGE IN CASH		        (175,268)    128,114

CASH - DECEMBER 1, 1999                  200,159      72,045
					 --------    --------

CASH - NOVEMBER 30, 2000                 $24,891    $200,159
                                         ========   =========

            AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
         Consolidated Statements of Cash Flows (Continued)
             Years Ended November 30, 2000 and 1999

RECONCILIATION OF NET INCOME TO
NET CASH FROM OPERATING ACTIVITIES:
				         2000	     1999
                                       ----------   ---------

NET INCOME (LOSS)	              $(570,704)   $1,056,696
	Adjustments:
		Depreciation            47,571 	       23,238
		Amortization            96,333 	      124,241
	(Increase) Decrease in:
		Accounts Receivable     31,569 	       (8,244)
		Prepaids	       (19,020)	        2,001
		Deferred Tax Asset      14,212 	      (14,212)
	Increase (Decrease) in:
		Cash Overdraft	         -            (55,387)
		Accounts Payable       254,603 	     (251,491)
		Payroll Tax Liabilities	 2,282 	       (9,711)
		Accrued Income Taxes   142,937)       136,897
		Accrued Expenses       (12,938)     (106,739)
                                       ---------    ----------

NET CASH FROM OPERATING ACTIVITIES    $(299,029)      $897,289
				       =========     =========



            AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
                    Notes to Financial Statements
                     November 30, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business - Avalon-Borden Companies, Inc., a
Delaware corporation ("ABCO"), formerly named Borden
Companies, Inc., was incorporated under the laws of the State of Delaware on August 4, 1986. ABCO is the successor entity resulting from a September 24, 1986, reorganization between Borden Companies, Inc., and Amaze
Incorporated, a non-operating public corporation incorporated under the laws of the State of Utah on May
14, 1984. A Certificate of Merger, dated September 24,
1986, was filed with the Secretary of State of Delaware under the name of Borden Companies, Inc., on October 6, 1986.

A Plan and Agreement of Reorganization between Borden
Companies, Inc., and Das A. Borden & Company was made
December 12, 1986, and Das A. Borden & Company became a wholly owned subsidiary of Borden Companies, Inc. The largest secured creditor of Das A. Borden & Company acquired the assets of the Das A. Borden & Company in 1992 through a Chapter 11 proceeding filed in 1988. The
Chapter 11 proceeding was finalized and dismissed in 1996. Das A. Borden & Company (although inactive) continued as a wholly owned subsidiary of Borden
Companies, Inc., until a reverse stock exchange was made in 1997 removing Das A. Borden & Company as a wholly owned subsidiary of Borden Companies, Inc. ABCO's name was changed from Borden Companies, Inc. to Avalon-Borden
Companies, Inc., pursuant to a Certificate of Amendment of Certificate of Incorporation dated February 19, 1998.

ABCO sat dormant with no business activity until February
1998. ABCO acquired the business assets of Chattanooga
Regional Interconnect, Inc. ("CRI"), a cable advertising business located in Chattanooga, Tennessee, pursuant to an Asset Purchase Agreement entered into on May 29, 1998.
The purchase price of the CRI assets was $600,000, in the form of $300,000 cash and a $300,000 promissory note. On
June 16, 1998, ABCO formed Avalon Media Group, Inc., a
Tennessee Corporation ("AMG"), as a wholly owned subsidiary of ABCO, and transferred the acquired CRI assets into AMG for the purpose of operating the cable advertising business.

     In May 1999, ABCO acquired certain communication's technology pursuant to a Technology Purchase Agreement dated May 21, 1999, by and between H.G. "Rusty" Thornhill and ABCO. Pursuant to the Technology Purchase Agreement,

ABCO acquired the sole and exclusive title to certain digital communication technology developed by Mr.
Thornhill, including a patent on certain data transfer technology, Patent No. 5,535,229, in exchange for 2,236,000 shares of common stock of ABCO.

           AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
            Notes to Financial Statements (Continued)
                  November 30, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Also in May 1999, ABCO acquired an irrevocable, exclusive, worldwide, fully paid up and fully transferable license in certain digital cable ad-insertion technology pursuant to a Licensing Agreement by and between Global Interconnect Corporation, Inc., and
ABCO. Pursuant to the Licensing Agreement, ABCO acquired
"any and all technical know-how, patent rights and licensed products relating in any way to digital cable ad-insertion," owned by Global Interconnect Corporation, Inc. Such technology license includes certain software and hardware designs, developments, programs and systems known as the Opticerter, Opticom, Opticor, Ncerter,
SiteManager and Calpro.

The principal executive offices of ABCO are located at:
777 South Lawrence Street, Suite 100, Montgomery, Alabama
36104 and 404 Avalon Avenue, Suite 200, Muscle Shoals,
Alabama 35661. Avalon Media Group, Inc., a wholly owned subsidiary of ABCO, has its principal offices at 5959
Shallowford Road, Suite 4093, Chattanooga, Tennessee
37421. ABCO and its subsidiary each have fiscal year ends on November 30.

ABCO remained dormant from its formation until 1998, at which time it was activated to provide a corporate vehicle for acquiring certain developing and operational companies that in the opinion of management hold potential for profit to ABCO's shareholders. ABCO intends to pursue, identify and evaluate business acquisition opportunities primarily in technology related fields.
Unless otherwise advisable, ABCO's strategy is to acquire each target as a wholly owned subsidiary, with ABCO remaining a holding company of each enterprise.

Using the assets acquired from CRI, AMG currently operates a turnkey cable advertising business that covers certain cable systems in eastern Tennessee, northern
Alabama and northern Georgia. The CRI business is an established services provider company with eight years experience in contracting with cable TV operators. The primary function of the business is to sell the cable operator's advertising inventory ("Avails") that are provided on cable TV network channels such as CNN, ESPN and TNT. AMG remits a predetermined contract percentage of the advertising revenues it generates every month to each appropriate cable operator whose inventory was sold.
Revenues are currently being generated from nine (9)
cable systems that AMG contracts with from four (4) different cable companies.

        AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
          Notes to Financial Statements (Continued)
                November 30, 2000 and 1999


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued):

Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Accounting - The Company uses the accrual basis of accounting.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents -The Company includes cash equivalents (defined as certificates of deposit) as cash for financial statement purposes.

Barter Transactions - In the normal course of operations, the Company does not participate in the exchange of goods or services through barter transactions nor does the Company issue barter credits.

Bad Debts - The Company uses the allowance method for uncollectible accounts. Bad debt expense charged to the Subsidiary's operations for 2000 and 1999 was $10,652 and $3,272, respectively.

Fixed Assets - Fixed assets are presented at cost. The cost is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and on the modified accelerated cost recovery system for income tax purposes. Depreciation expense charged to operations for 2000 and 1999 was $47,571 and $23,238, respectively.

The useful lives of the fixed assets for purposes of computing depreciation are:

		Computers		10 years
		Furniture and Fixtures 	10 years
		Production Equipment	10 years
		Ad Insertion Equipment	10 years
		Vehicles                 5 years
		Computer Software	 3 years


         AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
         Notes to Financial Statements (Continued)
                November 30, 2000 and 1999

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Advertising - Advertising costs are charged to operations when incurred. Advertising expense charged to operations for 2000 and 1999 was $6,680 and $958, respectively.

Goodwill - Goodwill, which represents the excess of the cost of purchased companies over the fair value of their net assets at the date of acquisition, is being amortized on the straight-line method over five years.
Amortization expense charged to operations related to goodwill was $95,000 each fiscal year.

Revenue Recognition - The Subsidiary recognizes revenue in the month the advertising "runs" on the various cable systems. Cost of revenue is recognized based upon the contractual percentage charged by the various cable operators. Payment of the cost is due upon collection of the fees from the advertisers.

Income Taxes - Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. These differences result principally from differences in accounting for depreciation, amortization, bad debts, and accrued interest payable to cash basis taxpayers.

NOTE 2 -	ACCOUNTS RECEIVABLE:

Accounts receivables are presented net of the allowance for doubtful accounts. At November 30, 2000 and 1999, the allowance for doubtful accounts was $15,000 and $6,500, respectively.

NOTE 3 -	FIXED ASSETS:

At November 30, 2000 and 1999, Fixed Assets consist of:

                                   2000	       1999
                                ---------    ---------
Ad Insertion Equipment          $428,826    $360,723
Production Equipment              65,912      72,330
Vehicles                          19,366      19,366
Equipment                         18,092      15,158
Computer Equipment and Software    6,234       7,555
Furniture and Fixtures               946         946
                                --------     -------
Total                           $539,376     $476,078
                                ========     ========


           AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
            Notes to Financial Statements (Continued)
                   November 30, 2000 and 1999

NOTE 4 -	CONSULTING AGREEMENT:

Included in Accounts Payable is a payable related to a consulting contract for the drafting, revision and publication of a possible acquisition's business plan including a five-year financial projection. The consultant was also responsible for management of the possible acquisition's technology development and deployment. The agreement stated that the consultant would be paid at a rate of $150 per hour if an equity offering of the possible acquisition was successful. The agreement had a clause whereby the consultant hourly rate would be $38 per hour if the equity offering was unsuccessful for any reason. At May 31, 2000, the accounts payable related to this agreement was reduced to $38 per hour or $49,096. The Company acquired the digital technology owned by the possible acquisition and a license to use that technology without an equity offering related to the acquisition. The Company is in negotiations with the consultant regarding settlement of the agreement and the possibility exists that the settlement amount could exceed the recorded payable.

NOTE 5 -	NOTES PAYABLE:

Short-term notes payable consist of the following at November 30, 2000 and 1999:

				            2000      1999
<table>                                    -------  -------
Related note payable to
Mr. T.B. Wilson, to be paid on
demand, with an interest rate of 15%.	    $   -   $ 48,000

Related note payable to Mr. Tom
Upshaw, to be paid on demand, plus
accrued interest of 9%			     25,000      -

Related note payable to
Mr. Ed Leigh McMillan II, to be
paid six months after said date of
November 13, 2000. Interest of 9%
begins accruing from maturity until paid.    10,000	 -

Related note payable to
Mr. Ed Leigh McMillan II, to be
paid six months after said date of
March 30, 2000. Interest of 9%
begins accruing from maturity until paid.    50,000      -


         AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
          Notes to Financial Statements (Continued)
                 November 30, 2000 and 1999

NOTE 5 -	NOTES PAYABLE (continued):

Note payable to a bank, due
January 21, 2000 to be paid-in-full,
plus accrued interest at the rate of 6.6%,
guaranteed by Avalon Group, LLC, a related
party.					   $100,000   $  -

Note payable to a bank, due
January 26, 2001, to be paid-in-full,
plus accrued interest at the rate of 7.6%,
guaranteed by Avalon Group, L.L.C., a related
party.			         	    25,000	 -

Note payable to a bank, due
February 5, 2001 to be paid-in-full,
plus accrued interest at the rate of 6.25%,
guaranteed by Avalon Group, L.L.C., a related
party.					    50,000       -

Note payable to a bank, due
March 1, 2001, to be paid-in-full,
plus accrued interest at the rate of 11%,
secured by 500,000 shares of the Company. 200,000    200,000

Note payable to a bank, due
March 1, 2001, to be paid-in-full,
plus accrued interest at the rate of 11%,
secured by Business Equipment.		  100,000    100,000

Note payable to a bank, due
March 28, 2001 to be paid-in-full,
plus accrued interest at the rate of 7.25%,
guaranteed by Avalon Group, L.L.C., a related
party.					  50,000	 -

Note payable to a bank, due
May 7, 2001 to be paid-in-full,
plus accrued interest at the rate of 6.6%,
secured by a Certificate of Deposit.     300,000     300,000
                                        --------     -------

					$910,000    $648,000
                                        =========   =========

           AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
            Notes to Financial Statements (Continued)
                 November 30, 2000 and 1999


NOTE 5 -	NOTES PAYABLE (continued):

The three notes payable to banks in 1999 originally set to mature in 2000 were renewed and are now due in 2001.

NOTE 6 -	LONG-TERM DEBT:

Following is a summary of long-term debt at November 30, 2000 and 1999:

					   2000	     1999
<table>                                 --------    --------
Note payable related to acquisition
of subsidiary, quarterly payments
beginning September 1, 2000 bearing
interest at prime plus 2%, unsecured,
guaranteed by related parties.          $ 25,461   $133,333

Note payable to a bank, payable
in 59 installments of $ 339 with
any unpaid balance plus accrued
interest due November 30, 2003,
bearing interest at 9.5%, secured
by production equipment.                  10,887     14,040

Note payable to a bank, payable
in monthly installments of $ 452
with any unpaid balance plus accrued
interest due November 15, 2003,
bearing interest at 7.25%, secured
by automotive equipment.                  11,662	 -

Note payable to a bank, payable
in monthly installments of $ 557
with any unpaid balance plus accrued
interest due November 30, 2002,
bearing interest at 9.5%.                 11,188         -


          AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
           Notes to Financial Statements (Continued)
                November 30, 2000 and 1999

NOTE 6 -	LONG-TERM DEBT (Continued):

Note payable to Norstar Compact
payable in monthly installments
of $197, bearing interest at 15.4%
with final payment due November 30, 2002  $2,507   $  -
                                          ------   -------

                                          61,705   147,373

Less current portion                      41,353   136,486
                                          -------  -------
                                         $20,352   $10,887
                                         =======   =======

Following are maturities of long-term debt for each of the next three years:

2001 						   $41,353
2002                                                14,308
2003     	                                     6,044
                                                   -------
			                           $61,705
                                                  ========

NOTE 7 -	CAPITAL LEASES:

The Company is the lessee of ad-insertion equipment under capital leases expiring in 2004. This equipment is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. This equipment is amortized over the lower of their related lease terms or their estimated production lives.
Amortization of assets under capital leases is included in depreciation expense.

The amount capitalized relative to the capital leases was $333,379.

Minimum future lease payments under capital leases as of November 30, 2000 for each of the next five years and in the aggregate are:


Years Ending November 30:
2001                                              $104,683
2002                                               100,211
2003                                                95,985
2004                                                56,973
                                                  --------
				                   357,852
Less Amount Representing Interest                   72,194
                                                  --------
Present Value of Net Minimum
Lease Payments		                         $ 285,658
                                                 =========

        AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
         Notes to Financial Statements (Continued)
                November 30, 2000 and 1999

NOTE 8 - INCOME TAXES:

The Company and its subsidiary file a consolidated federal income tax return. The Company and its subsidiary file separate state income tax returns.

Deferred income tax expense in the consolidating income statement has been allocated based upon each component company's federal taxable income compared to the federal taxable income for the consolidated group.

A reconciliation of the provision for income taxes at the statutory rate to the Company's effective rate is as follows:

 					        11/30/00    11/30/99
                                                --------   ---------
Computed at the Expected Statutory Rate - 34%	$(239,285) $405,343
State Income Tax - Net of Federal Tax Benefit	     -       (8,700)
Meals and Entertainment Expenses Not Deductible	    3,029    10,201
Net Operating Loss Effects	                  103,181  (271,357)
                                                 --------  --------

Provision for Income Taxes	                $(133,075) $135,487


NOTE 9 -	RELATED PARTY TRANSACTIONS:

At November 30, 2000 and 1999, the Company has eliminated all inter-company balances from its consolidated financial statements. Several notes payable are secured by related parties' real and personal property. One note payable is guaranteed by one of the Company's stockholders.


NOTE 10 -	RETIREMENT PLAN:

The Subsidiary has established a "Savings Incentive
Match Plan for Employees of Small Employers (SIMPLE)" that covers all employees. All contributions made under this plan are fully vested and non-forfeitable. The plan was effective July 1, 1998.



         AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
          Notes to Financial Statements (Continued)
                  November 30, 2000 and 1999


NOTE 11 - STOCK OPTIONS:

On June 1, 1999 the Company granted options to purchase
shares of the Company's common stock to Peter Waraksa
according to the following vesting schedule:
Vesting Date	   Number of Shares	  Exercise Price
------------       ----------------     ---------------
June 1, 2000		50,000		  $1.00 per share
June 1, 2001		50,000	          $2.00 per share
June 1, 2002		50,000	          $3.00 per share

The options expire at the close of business on June 1, 2002.

The weighted-average grant-date fair value of each option granted was estimated using the Black-Scholes formula. The following assumptions were made in estimating fair value:

         Assumption
         ----------
         Dividend Yield		        0%
         Risk-Free Interest Rate	6%
         Expected Life			36 Months
         Expected Volatility		1%

Following is a summary of the status of the stock
options during 2000:
       			Weighted
                        Average
			Number of	Exercise
			Shares	        Price
                        ---------       ---------
Price
Outstanding at 12/1/1999  -		 -

Granted 		50,000		$1.00
Exercised	          -	         -
Forfeited 		  -		 -

Outstanding at 11/30/00	50,000		$1.00


Weighted Average fair value of options
granted during 2000			$2.06


        AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
         Notes to Financial Statements (Continued)
               November 30, 2000 and 1999


NOTE 11 - STOCK OPTIONS (Continued):

According to the Statement of Financial Accounting
Standards 123 (SFAS), an entity may choose to base accruals of compensation cost on the best available estimate of the number of stock options that are expected to be exercised. Management feels that none of the options will be exercised because the company's stock price has dropped significantly below the exercise price. Therefore, no compensation expense has been recorded.


NOTE 12 - EARNINGS PER SHARE:

The basic and diluted earnings per share were calculated. However, a reconciliation is not needed because there was not a substantial difference even when considering the stock options in computing diluted earnings per share.


NOTE 13 -	FINANCING FEE:

The Company had been involved in the acquisition of a large aluminum plant in the Muscle Shoals area of northwest Alabama. As a result of their involvement, an unrelated company acquired this plant. The Company had a memorandum of understanding with the unrelated company that states the Company would be reimbursed for . . . "its documented, direct expenses incurred through closing . . ." involving the acquisition. Also, the memorandum gave the Company the option of a 2% ownership in the LLC that was the acquirer or a fee of $1,000,000. The memorandum states the reimbursement of expenses will occur on the date of closing and if the Company elects to receive the $1,000,000 fee, it will be paid in equal installments on the 1st and 2nd anniversary dates of the closing.

As a result of a settlement, the Company agreed to receive a "financing fee" payable immediately in the amount of $1,387,000. In addition, the Company received $284,181 in reimbursed expenses. Certain expenses shown on the consolidated income statement are presented net of $103,666 in reimbursed expenses incurred in the year ended May 31, 2000.

       AVALON-BORDEN COMPANIES, INC. & SUBSIDIARY
        Notes to Financial Statements (Continued)
                ovember 30, 2000 and 1999


NOTE 14 - NON-MONETARY TRANSACTION:

In May 1999, the Company acquired certain digital technology related to its ad-insertion business.
The technology included patents, intellectual property and other related intangible assets. The digital technology was acquired through the issuance of 2,236,000 shares of the Company's common stock. The acquisition was valued at $2 per share or a total of $4,472,000. The $2 per share value was based upon the most recent arms-length sale of the Company's common stock.

Also, as part of the above transaction, the Company paid
$20,000 for a license to use the technology in perpetuity without restriction. The Company had previously acquired assets related to this technology and those amounts in addition to the above are presented on the Company's balance sheet as "Digital Technology and License." The license is being amortized over a fifteen-year period. Amortization expense for the years ending November 30, 2000 and 1999 was $1,333 and $111, respectively. The digital technology has not been placed in service and therefore depreciation expense has not been recorded.


NOTE 15 - OPERATING EXPENSES:

Item 310 of Regulation S-B requires separate disclosure of any operating expenses that exceed 20% of gross revenues.
Salary and wages meets this test. For the years ended
November 30, 2000 and 1999, the salary and wages expense totaled $286,550 and $207,279, respectively.


Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

There were no changes in or disagreements with the accountants, Cade & Associates.

PART III

Item 9. Directors and Executive Officers of the Registrant;
Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning the directors and executive officers of the company:


Name		             Age		Position
----                         ------         ----------
James M. Bohannon            61	           Chairman of the Board								           & Chief Executive
                                           Officer
Das A. Borden		     62		   Director

Maurice C. Mitchell	     47		   Director, President
                                           & Chief Financial
                                           Officer
Peter Waraksa		     42		   President of Avalon
                                           Media Group

Sarah C. Wallace	     49	           Secretary

James M. Bohannon has served as chairman & C. E. O. of ABCO for approximately two years, and a director of ABCO since 1996. Prior to joining ABCO in December 1996, Mr. Bohannon has for the past
25 years served in management and as director with banks and real estate holding companies. Mr. Bohannon will continue, on a limited scale, with these activities in addition to his efforts associated with ABCO.

Das A Borden has been with ABCO in differing capacities since its inception in 1986. With extensive background in the venture capital community, Mr. Borden set into action ABCO's aggressive business plan.

Maurice C. Mitchell, CPA, MAI has served as President, Chief
Financial Officer and Director of ABCO for over three years.

Peter Waraksa is President and Chef Operating Officer of Media since its inception in June 1998. Mr. Waraksa has been in the cable advertising business for over fourteen (14) years, having formerly owned and operated his own cable ad insertion company in Tennessee.

Sarah C. Wallace has been Secretary of ABCO since 1996.

Item 10. Executive Compensation

ABCO currently has only one officer, director or executive employee that is being compensated for services. Peter Waraksa, President of Media, is currently under an Employment Agreement with ABCO's subsidiary, Media, which commenced on June 1, 1999 and terminates on June 1, 2002.

The Waraksa Employment Agreement has the following material terms: 1) Base Annual Salary of $80,000. 2) Bonuses quarterly based on his performance and other factors, limited to $40,000 annually. 3) Certain options to purchase shares of ABCO's common stock according to the following vesting schedule:

     Vesting Date	No. of Shares	   Exercise Price
     ------------       -------------      --------------

     June 1, 2000	 50,000		   $1.00 per share
     June 1, 2001	 50,000		   $2.00 per share
     June 1, 2002        50,000		   $3.00 per share


No shares may be purchased under this option before June 1, 2000.
In addition, any and all stock options that have not been exercised, whether or not such options have vested, as of the termination of this Agreement, whether such termination is with or without cause, shall terminate, expire and become void entirely at such termination.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

The following table presents certain information regarding the beneficial ownership of the Company's common Stock as of November 30, 2000 by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company and
(iii) all directors and executive officers as a group.
Each of the persons listed in the table has sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	            Number of Shares Owned
------------------------                    -----------------------

Avalon Group, L.L.C.
404 Avalon Avenue,
Muscle Shoals, AL 35661  (Note 1)	    12,350,000

Das A Borden
404 Avalon Avenue
Muscle Shoals, AL 35661  (Note 1)

H. G. (Rusty) Thornhill
113 Apple Circle
Crossville, TN 38555			     2,236,000

James M. Bohannon
105 Ocala Drive
Montgomery, AL 36117			     1,000,000

Maurice C. Mitchell
777 S. Lawrence Street
Montgomery, AL 36104			       825,000

Sarah G. Wallace
716 Sweet Ridge Road
Prattville, AL  36066			        50,000

Note # 1 - Avalon Group, L.L.C. is beneficially owned by Das
                 A Borden and his wife, Tina Borden.

Note 12. Certain Relationships and Related Transactions

None


                          Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Echange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AVALON BORDEN COMPANIES, INC.

                          By:    /s/ Das A. Borden
                             ----------------------------
                             Das A. Borden, Founder/Director